Form 10QSB
period 2001-07-26
SENECA ACQUISITION CORP
filed 2001-09-10
CIK 1120643

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-QSB
                      (Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending July 26, 2001
Or

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

              Class                   Outstanding at July 26, 2001
      Common Stock, par value $0.001                  500,000

                PART I - - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                 SENECA ACQUISITION CORPORATION
                 (A Development Stage Company)
                      As of July 26, 2001
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

         See accompanying notes to financial statements


                 SENECA ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

                       January 27, 2001        June 30, 2000
                               to              (Inception) to
                          July 26, 2001        July 26, 2001

      Income                 $   -                $   -

      Expenses                   -                    -

         Total expenses          -                    -

      NET LOSS               $   0                $   0




               See accompanying notes to financial statements


                 SENECA ACQUISITION CORPORATION
                 (A Development Stage Company)
          Statement of Changes in Stockholder's Equity
         For the Period From June 30, 2000 (Inception)
                        To July 26, 2001
                          (Unaudited)


                                                Deficit
                                              Accumulated
                Common Stock     Additional      During
                   Issued         Paid-In     Development
              Shares    Amount    Capital        Stage       Total

Common Stock
 Issuance     500,000   $  500       -             -         $ 500

Fair value of
 expenses
 contributed     -         -         -             -           -

Net losses for the periods ended:

July 26, 2001    -         -         -             -           -

BALANCE AT
July 26, 2001 500,000   $  500       -             -         $ 500

           See accompanying notes to financial statements


                 SENECA ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

                          January 27, 2001       June 30, 2000
                                  to             (Inception) to
                             July 26, 2001       July 26, 2001

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


      NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

      A.      Organization and Business Operations

      Seneca Acquisition Corporation (a development stage company) ("the Company") was incorporated in Nevada on June 30, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At July 26, 2001, the Company has not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

      D.      Income Taxes

      The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
      Deferred tax assets and liabilities are there respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 108, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending July 26, 2001.

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

               a      Exhibits

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

      Dated:      July 26, 2001